Form 10QSB
period 1995-03-31
GRIFFIN TECHNOLOGY INC
filed 1995-05-15
CIK 82295

                                                            Page 1 of 7
                                   FORM 10-QSB

                                  UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549


           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

                                      OR

           ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ________


                         Commission File Number 0-3321

                         GRIFFIN TECHNOLOGY INCORPORATED
       (Exact name of small business issuer as specified in its charter)

                  New York                             16-0864416
       -------------------------------      ---------------------------------
       (State or other jurisdiction of      (IRS Employer Identification No.)
       incorporation or organization)

      1133 Corporate Drive
      Farmington, New York                              14425
      --------------------------------                ----------
      (Address of principal executive offices)        (Zip Code)

      Issuer's telephone number, including area code: (716) 924-7121
                                                      --------------

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X       No
                             ---         ---

      As of April 29, 1995, the Issuer had outstanding
      2,380,247 shares of Common Stock.

      Transitional Small Business Disclosure Format
      (check one):

                         Yes           No  X
                             ---          ---

                                            GRIFFIN TECHNOLOGY INCORPORATED
                                                      BALANCE SHEET
                                                       (UNAUDITED)

                                                           March 31,                    June 30,
                                                       ----------------------          ----------

                                                        1995          1994                1994
                                                       -------        -------          ----------
ASSETS

Current assets:
 Cash                                               $   133,100     $   238,400         $   60,500
 Accounts receivable                                  3,875,100       2,733,000          3,391,200
 Inventory of electronic equipment for resale           425,000
 Inventories of film and supplies, at LIFO cost         153,400         196,500            170,600
 Prepaid expenses and other current assets              258,000         219,800            139,500
 Refundable income taxes                                 76,600                             76,600
 Deferred income tax charges                            388,500         137,500            388,500
 Electronic control systems, at cost                 17,452,800      17,927,400         17,538,700
  Less - Accumulated amortization                   (13,944,500)    (14,838,500)       (13,923,100)
                                                    -----------      ----------        -----------
   Net electronic control systems                     3,508,300       3,088,900          3,615,600
                                                    -----------      ----------        -----------
     Total current assets                             8,818,000       6,614,100          7,842,500
                                                    -----------      ----------        -----------
Long-term electronic control systems, at cost        16,489,000      15,146,100         15,626,100
 Less - Accumulated amortization                    (10,654,900)     (8,554,300)        (9,089,700)
                                                    -----------      ----------        -----------
   Net electronic control systems                     5,834,100       6,591,800          6,536,400
                                                    -----------      ----------        -----------

Property, plant and equipment, at cost                5,699,800       5,481,500          5,540,700
 Less - Accumulated depreciation and amortization    (4,131,500)     (3,817,700)        (3,899,300)
                                                    -----------      ----------        -----------
   Net property, plant and equipment                  1,568,300       1,663,800          1,641,400
                                                    -----------      ----------        -----------
Deferred software costs, net                          1,048,100       1,136,800          1,135,800
                                                    -----------     -----------        -----------
Other assets                                            346,100         112,700            108,500
                                                    -----------     -----------        -----------
     Total assets                                    17,614,600     $16,119,200        $17,264,600
                                                    -----------     -----------        -----------
                                                    -----------     -----------        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                   $  600,000     $   629,500        $   600,000
 Accounts payable                                       704,200         703,800          1,038,000
 Accrued payroll and related taxes                      528,300         564,500            561,500
 Other accrued liabilities and expenses                 205,800         163,300            204,000
 Income taxes payable                                    71,800         251,200             50,600
 Unearned service fees                                3,503,900       3,893,700          2,400,800
                                                     -----------      ----------        ----------
     Total current liabilities                        5,614,000       6,206,000          4,854,900
Long-term debt                                        4,950,000       3,750,000          5,500,000
Employee stock purchase plan                             10,900          22,800             19,800
Deferred income tax credits                             532,100                            532,100
                                                     -----------      ----------        ----------
     Total liabilities                               11,107,000       9,978,800         10,906,800
                                                     -----------      ----------        ----------
Shareholders' equity:
 Common stock, par value $.05 per share
  Authorized - 6,000,000 shares
  Issued and outstanding - 2,380,247, 2,362,364,
   and 2,362,364 shares, respectively                   119,000         118,100            118,100
 Capital in excess of par value                       3,479,300       3,318,200          3,403,600
 Retained earnings                                    2,909,300       2,704,100          2,836,100
                                                     -----------      ----------       -----------
     Total shareholders' equity                       6,507,600       6,140,400          6,357,800
                                                     -----------      ----------       -----------
     Total liabilities and shareholders' equity     $17,614,600     $16,119,200        $17,264,600
                                                    -----------     -----------        -----------
                                                    -----------     -----------        -----------

                                  SEE NOTES TO FINANCIAL STATEMENTS

                                           GRIFFIN TECHNOLOGY INCORPORATED
                                              STATEMENT OF INCOME (LOSS)
                                                      (UNAUDITED)



                                       For the three months          For the nine months
                                           ended March 31,             March 31, ended
                                       -----------------------    ------------------------
                                          1995         1994          1995         1994
                                       -----------   ---------    ----------    -----------
Revenues:
 Service fees                           $3,078,200   $3,290,000   $ 9,535,100   $10,105,500
 Net sales                                 972,800      570,800     3,445,800     2,440,200
                                        ----------   ----------   -----------   -----------
     Total revenues                      4,051,000    3,860,800    12,980,900    12,545,700
                                        ----------   ----------   -----------   -----------

Costs and expenses:
 Cost of sales                             682,100      441,800     2,171,300     1,678,000
 Service of electronic control systems   1,013,300      939,600     3,239,300     2,856,900
 Amortization of electronic
  control systems                           26,200      518,400     1,586,600     1,545,000
 Amortization of software costs             85,400       77,400       240,200       231,300
 Selling, general and administrative     1,123,100    1,156,500     3,320,500     3,346,400
 Research and development                  662,100      628,800     1,925,000     1,864,700
 Interest                                  123,600       75,900       388,700       269,400
                                        ----------   ----------    ----------    ----------
     Total costs and expenses            4,215,800    3,838,400    12,871,600    11,791,700
                                        ----------   ----------    ----------    ----------
Income (loss) before income taxes         (164,800)      22,400       109,300       754,000
                                        ----------   ----------    ----------    ----------
Income tax (expense) benefit                54,800       (6,700)      (36,100)     (226,200)
                                        ----------   ----------    ----------    ----------
Net income (loss)                       $ (110,000)  $   15,700    $   73,200    $  527,800
                                        ----------   ----------    ----------    ----------
                                        ----------   ----------    ----------    ----------
Earnings (loss) per common and
 common equivalent share                     $(.05)        $.01          $.03          $.22
                                        ----------   ----------    ----------    ----------
                                        ----------   ----------    ----------    ----------
Dividends per share                         -0-          -0-           -0-           -0-
                                        ----------   ----------    ----------    ----------
                                        ----------   ----------    ----------    ----------
Weighted average number of common and
 common equivalent shares outstanding    2,378,747    2,385,210     2,387,047     2,384,476
                                        ----------   ----------    ----------    ----------
                                        ----------   ----------    ----------    ----------


                                   SEE NOTES TO FINANCIAL STATEMENTS

                 GRIFFIN TECHNOLOGY INCORPORATED
                     STATEMENT OF CASH FLOWS
                           (UNAUDITED)


                                                     For the nine months
                                                       ended March 31,
                                                     -------------------
                                                      1995        1994
                                                   ----------  -----------
Cash flows from operating activities:
 Net income for the period                         $   73,200  $   527,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation of property and equipment              232,200      223,300
  Amortization of electronic control systems        1,586,600    1,545,000
  Amortization of software development costs          240,200      231,300
  Increase in unearned service fees                 1,103,100    1,455,700
  Increase (decrease) in accounts receivable         (483,900)     767,000
  Increase (decrease) in inventories                 (407,800)      93,900
  (Increase) in prepaid expenses                     (118,500)     (36,200)
  (Increase) in deferred software costs              (152,500)    (170,900)
  (Decrease) in accounts payable and
   other liabilities excluding borrowings            (344,000)    (124,200)
  Other items, net                                   (237,600)       8,900
                                                   ----------  -----------
     Total adjustments                              1,417,800    3,993,800
                                                   ----------  -----------
     Net cash provided by operating activities      1,491,000    4,521,600
                                                   ----------  -----------
Cash flows from financing activities:
 Provided from employee stock option
  and stock purchase plans                             67,700       64,000
 Revolving credit and term loan agreement
  Borrowings                                        1,800,000      900,000
  Repayments                                       (2,350,000)  (3,100,000)
 Principal payments under other long-term debt                     (35,200)
                                                   ----------  -----------
     Net cash used in financing activities           (482,300)  (2,171,200)
                                                   ----------  -----------

Cash flows from investing activities:
 Additions to electronic control system equipment    (777,000)  (2,074,000)
 Additions to property, plant and equipment          (159,100)    (189,500)
                                                   ----------  -----------
     Cash used in investing activities               (936,100)  (2,263,500)
                                                   ----------  -----------
Increase in cash                                       72,600       86,900
                                                   ----------  -----------
Cash at beginning of period                            60,500      151,500
                                                   ----------  -----------
Cash at end of period                             $   133,100  $   238,400
                                                   ----------  -----------
                                                   ----------  -----------
Interest paid                                     $   382,100  $   265,000
                                                   ----------  -----------
                                                   ----------  -----------
Income taxes paid                                 $    14,800  $     7,300
                                                   ----------  -----------
                                                   ----------  -----------




                   SEE NOTES TO FINANCIAL STATEMENTS

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND LIQUIDITY:

     Griffin's current policy of selling its new card reading terminals and various other equipment with an optional service contract has had a material effect on the Statement of Cash Flows for the nine months ended March 31, 1995. Net cash provided by operating activities amounted to $1,491,000 in 1995 compared with $4,521,600 one year ago as a result of a decrease in net income and unearned service fees of $450,000 and $350,000, respectively. During the first nine months a comparison of activity between 1994 and 1995 reflects an increase in accounts receivable, inventory and other miscellaneous deferred costs of $1,990,000.

     The change in policy has also had a significant impact on working capital. As of March 31, 1995, working capital amounted to $3,204,000 compared to $408,100 at March 31, 1994. The increase in accounts receivable and inventories resulted in $1,200,000 additional monies being borrowed in 1995 under the Restated Revolving Credit and Term Loan Agreement. As of May 11, 1995, borrowings under the agreement amounted to $6,150,000 with $1,000,000 of additional monies available. Management believes these funds, and those projected from cash flow from operations, will be adequate to support future operations.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1995, AS COMPARED TO
THE THREE MONTHS ENDED MARCH 31, 1994

     Griffin's net loss for the quarter ended March 31, 1995, amounted to $110,000, or $.05 per share compared to net income of $15,700, or $.01 per share, for the quarter ended March 31, 1994. Total revenues for the quarter were up 5%, which is the same percentage increase as the previous quarter. The sales pattern reported in the first and second quarters continued to affect the total revenue mix. Once again, the policy to sell various system equipment resulted in a 6% decrease in service fees and a 70% increase in net sales for the third quarter. The increase came entirely from vending and card reader terminal sales.

     Costs and expenses for the three months ended March 31, 1995, increased $377,400 over the quarter ended March 31, 1994. Approximately $250,000 is in cost of sales and related to equipment sales described above, and $75,000 is related to service costs associated with the new POS systems sold.

     Interest expense during the third quarter of Fiscal 1995 increased $47,700 due to a higher average balance of long-term debt outstanding of $835,000 and an increase of 2 1/2% in the average annual rate of interest paid as compared with the same period one year ago.

NINE MONTHS ENDED MARCH 31, 1995, AS COMPARED TO
THE NINE MONTHS ENDED MARCH 31, 1994

     Net earnings for the nine months ended March 31, 1995, amounted to $73,200, or $.03 per share, compared to $527,800, or $.22 per share, for the same period one year ago.

     Several factors caused service fee revenues to decrease by $570,400 during the first nine months of Fiscal 1995. These include competitive pressures and associated pricing and customers' taking advantage of Griffin's new policy of selling card reader terminals and systems rather than leasing them. The latter caused an increase in net sales for the 1995 period of $1,005,600, or 41%.

     Costs and expenses for the nine months ended March 31, 1995, increased $1,079,900 over the first nine months of Fiscal 1994. Approximately $500,000 is related to cost of sales associated with the net sales increase. Costs related to realignment of sales and marketing functions and housing information systems division amounting to $280,000 occurred during the first two quarters. The increase in service costs is related to management's realignment of certain of these functions and higher than expected costs for changing Griffin's method of selling its system equipment.

     Interest expense increased $119,300 over 1994. As a result of the additional monies required for borrowing, as described above, the average balance outstanding was up $700,000, and the annual rate of interest paid increased 2%.

                  NOTES TO FINANCIAL STATEMENTS

     Results for the period ended March 31 are not necessarily indicative of results to be expected for the year because
Griffin's sales generally reach a seasonal peak during the months of July through September and again during the months of April through June.

     The Company is involved in developing a plan for the environmental clean-up of a solvent formerly used in the manufacture of its photo identification cards. Although the level of future expenditures for environmental matters, including clean-up obligations, is impossible to determine with any degree of certainty, it is management's opinion that when the costs are finally determined, they will not have a material adverse effect on the financial position of the Company.

     Information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All such adjustments are of a normal recurring nature.

     Net income per share was computed on the basis of the weighted average number of common and common equivalent shares outstanding during each period. The common equivalent shares represent shares contingently issuable under Griffin's stock option plan. Common stock equivalents were not included in the computation of the per share loss amount for the quarter ended March 31, 1995, because the result would have been anti-dilutive.

                   PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          None

     b.   No reports on Form 8-K were filed for the quarter ended
          March 31, 1995.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on its behalf and as the registrant's principal financial and accounting officer.

                              GRIFFIN TECHNOLOGY INCORPORATED



                              By: s/Joseph A. Murrer
                                  ---------------------
                                 Joseph A. Murrer
                                 Vice President - Finance and Administration
                                 Treasurer and Secretary

Date:  May 11, 1995