Form 10QSB
period 1995-09-30
GRIFFIN TECHNOLOGY INC
filed 1995-11-14
CIK 82295

                                   FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

               (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended SEPTEMBER 30, 1995
                                              ------------------

                                       OR

               ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from          to
                                                   ---------  ---------

                          Commission File Number 0-3321

                         GRIFFIN TECHNOLOGY INCORPORATED
            ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEW YORK                                 16-0864416
     -------------------------------         ---------------------------------
     (State or other jurisdiction            (IRS Employer Identification No.)
     incorporation or organization)

     1133 Corporate Drive
     Farmington, New York                                     14425
     ------------------------------------                    -------
     (Address of principal executive offices)               (Zip Code)

     Issuer's telephone number, including area code:   (716) 924-7121

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X       No
                                    -----       -----

     As of November 10, 1995 the Issuer had outstanding 2,387,107 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one):

                              Yes         No  X
                                 -----      -----

                                                                   Page 2 0f 6


                         GRIFFIN TECHNOLOGY INCORPORATED
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                             September 30,               June 30,
                                                        ------------------------        ----------
                                                          1995            1994             1995
                                                        --------        --------        ----------
ASSETS

Current assets:
 Cash                                                 $   200,600      $    94,400     $   119,200
 Accounts receivable                                    9,917,400        9,350,100       3,946,800
 Inventories                                            3,488,100        4,218,900       3,903,900
 Prepaid expenses and other current assets                239,200          186,900         218,000
 Refundable income taxes                                                    76,600
 Deferred income tax charges                              409,000          388,500         409,000
 Electronic systems, at cost                           13,947,900       13,948,100      13,947,900
  Less - Accumulated amortization                     (13,946,900)     (13,935,700)    (13,945,600)
                                                       ----------       ----------      ----------
   Net electronic systems                                   1,000           12,400           2,300
                                                       ----------       ----------      ----------
    Total current assets                               14,255,300       14,327,800       8,599,200
                                                       ----------       ----------      ----------
Long-term electronic systems, at cost                  16,308,300       15,797,300      16,942,500
 Less - Accumulated amortization                      (11,454,600)      (9,609,600)    (11,174,700)
                                                       ----------       ----------      ----------
   Net electronic systems                               4,853,700        6,187,700       5,767,800
                                                       ----------       ----------      ----------
Property, plant and equipment, at cost                  5,859,100        5,556,900       5,730,200
 Less - Accumulated depreciation and amortization      (4,282,000)      (3,973,700)     (4,213,100)
                                                       ----------       ----------      ----------
   Net property, plant and equipment                    1,577,100        1,583,200       1,517,100
                                                       ----------       ----------      ----------
Deferred software costs, net                              990,400        1,110,400       1,018,000
                                                       ----------       ----------      ----------
Other assets                                              480,800          114,100         371,900
                                                       ----------       ----------      ----------
    Total assets                                      $22,157,300      $23,323,200     $17,274,000
                                                       ----------       ----------      ----------
                                                       ----------       ----------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                    $   600,000      $   600,000     $   600,000
 Accounts payable                                       1,086,100          810,200         981,700
 Accrued payroll and related taxes                        590,300          670,700         484,300
 Other accrued liabilities and expenses                   440,400          204,100         448,600
 Income taxes payable                                      47,200          152,800          47,200
 Unearned service fees                                  6,488,100        8,213,500       1,861,700
                                                       ----------       ----------      ----------
    Total current liabilities                           9,252,100       10,651,300       4,423,500
Long-term debt                                          5,250,000        5,500,000       5,600,000
Employee stock purchase plan                                                 4,600          11,800
Deferred income tax credits                               759,000          532,100         633,100
                                                       ----------       ----------      ----------
    Total liabilities                                  15,261,100       16,688,000      10,668,400
                                                       ----------       ----------      ----------
Shareholders' equity
 Common stock, par value $.05 per share
  Authorized - 6,000,000 shares
  Issued and outstanding - 2,384,707, 2,376,647
   and 2,382,747 shares, respectively                     119,300          118,800         119,100
 Capital in excess of par value                         3,499,800        3,460,600       3,487,700
 Retained earnings                                      3,277,100        3,055,800       2,998,800
                                                       ----------       ----------      ----------
    Total shareholders' equity                          6,896,200        6,635,200       6,605,600
                                                       ----------       ----------      ----------
    Total liabilities and shareholders' equity        $22,157,300      $23,323,200     $17,274,000
                                                       ----------       ----------      ----------
                                                       ----------       ----------      ----------



                        SEE NOTES TO FINANCIAL STATEMENTS

                         GRIFFIN TECHNOLOGY INCORPORATED
                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                                    For the three months
                                                     ended September 30,
                                                 --------------------------
                                                    1995            1994
                                                 ----------      ----------
Revenues:
 Service fees                                    $2,662,000      $3,308,900
 Net sales                                        3,853,200       1,603,900
                                                  ---------       ---------

      Total revenues                              6,515,200       4,912,800
                                                  ---------       ---------

Costs and expenses:
 Cost of sales                                    2,521,700         878,500
 Service of electronic systems                    1,174,700       1,196,500
 Amortization of electronic systems                 498,700         532,500
 Amortization of software costs                      96,600          77,400
 Selling, general and administrative                949,100       1,123,400
 Research and development                           717,100         640,900
 Interest                                           148,100         135,700
                                                  ---------       ---------
      Total costs and expenses                    6,106,000       4,584,900
                                                  ---------       ---------

Income before income taxes                          409,200         327,900

Income tax expense                                  130,900         108,200
                                                  ---------       ---------

Net income                                       $  278,300      $  219,700
                                                  ---------       ---------
                                                  ---------       ---------
Earnings per common and
 common equivalent share                             $.12            $.09
                                                     ----            ----
                                                     ----            ----

Dividends per share                                   -0-             -0-
                                                      ---             ---
                                                      ---             ---

Weighted average number of common and
 common equivalent shares outstanding             2,392,334       2,383,638
                                                  ---------       ---------
                                                  ---------       ---------


                        SEE NOTES TO FINANCIAL STATEMENTS

                         GRIFFIN TECHNOLOGY INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the three months
                                                                ended September 30,
                                                           ---------------------------
                                                               1995            1994
                                                           -----------     -----------
Cash flows from operating activities:
 Net income for the period                                 $   278,300     $   219,700
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation of property and equipment                        68,900          74,400
  Amortization of electronic systems                           498,700         532,500
  Amortization of software development costs                    96,600          77,400
  Benefit from deferred taxes                                  125,900
  Increase in unearned service fees                          4,626,400       5,812,700
  (Increase) in accounts receivable                         (5,970,600)     (5,958,900)
  Decrease(increase) in inventories                            415,800        (224,600)
  (Increase) in prepaid expenses                               (21,100)        (47,400)
  (Increase) in deferred software costs                        (69,000)        (52,000)
  Increase(decrease) in liabilities excluding borrowings       202,200         (16,300)
  Other items, net                                            (108,900)         (5,600)
                                                             ---------       ---------

       Total adjustments                                      (135,100)        192,200
                                                             ---------       ---------
       Net cash provided by operating activities               143,200         411,900
                                                             ---------       ---------

Cash flows from financing activities:
 Provided from employee stock option
  and stock purchase plans                                         500          42,500
 Revolving credit and term loan agreement
  Borrowings                                                   500,000       1,000,000
  Repayments                                                  (850,000)     (1,000,000)
                                                             ---------       ---------

       Net cash (used in) provided by financing activities    (349,500)         42,500
                                                             ---------       ---------

Cash flows from investing activities:
 Additions to electronic system equipment                                     (404,300)
 Additions to property, plant and equipment                   (128,900)        (16,200)
 Sale of electronic systems                                    416,600
                                                             ---------       ---------

       Cash provided by (used in) investing activities         287,700        (420,500)
                                                             ---------       ---------

Increase in cash                                                81,400          33,900

Cash at beginning of period                                    119,200          60,500
                                                             ---------       ---------

Cash at end of period                                      $   200,600     $    94,400
                                                             ---------       ---------
                                                             ---------       ---------

Interest paid                                              $   147,200     $   129,400
                                                             ---------       ---------
                                                             ---------       ---------

Income taxes paid                                          $     3,900     $     6,000
                                                             ---------       ---------
                                                             ---------       ---------


                        SEE NOTES TO FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND LIQUIDITY:

        Operating activities for the quarter ended September 30, 1995, provided $143,200 of cash flow compared to $411,900 for the first quarter one year ago. Factors other than the normal seasonal nature and cyclical pattern of the college and university market continued to have a material effect on the current quarter's cash flow. In fiscal year ended June 30, 1995, Griffin deviated from the past business practice of lease agreements for its installed electronic systems. New policies related to sales of card reading terminals and electronic systems/software resulted in a significant change to certain accounts on the Balance Sheet and impacted cash flow. Inventories and unearned service fees at September 30, 1995, are down $730,800 and $1,725,400, respectively; accounts receivable are up $567,300; and working capital is $5,003,200 compared to $3,676,500 one year ago.

        As previously reported, Griffin's operations during Fiscal 1995 rendered the Company unable to comply with certain covenant requirements contained in the Fifth Amended and Restated Revolving Credit and Term Loan Agreement negotiated with a bank November 3, 1994. The situation continued into the current quarter, and the bank granted waivers for the specific events of default existing at June 30 and September 30, 1995. As of November 10, 1995, the monies borrowed under this agreement were $5,100,000 compared to $5,900,000 on the same date in 1994. Management is reviewing the agreement with the bank and believes that sufficient funds will be available to meet Griffin's operating cash requirements during the foreseeable future.

RESULTS OF OPERATIONS:

        Total revenues for the quarter ended September 30, 1995, amounted to $6,515,200, a net increase of 33%, or $1,602,400, over 1994. As a result of the change in business policy mentioned above, there was a significant shift in the current quarter of types of revenue generated. Service fees related to system lease agreements decreased $646,900 while net sales of electronic systems/software and peripheral equipment increased $2,249,300. The backlog of system/software sales is currently in excess of $500,000.

        Costs and expenses during the three months ended September 30, 1995, increased $1,521,100 over the same 1994 period. The material cost of products sold accounts for almost all of this increase.

        Elimination of staff positions by realigning sales and marketing functions, electronic system service, and housing information system functions accounted for cost savings in these areas.

        Earnings for the first quarter of the current year were $278,300, or $.12 per share, compared with earnings for the same period one year ago of $219,700, or $.09 per share. The effective annual income tax rate is approximately the same for the first quarter in each fiscal year.

                          NOTES TO FINANCIAL STATEMENTS

        Results for the period ended September 30 are not necessarily indicative of results to be expected for the year because Griffin's sales historically reach seasonal highs during the months of July through September and again during the months of April through June.

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

                           PART II.  OTHER INFORMATION

Item 5.   Other Information

          On October 23, 1995, Griffin Technology Incorporated (the "Company") announced that it had entered into an Agreement and Plan of Merger ("Agreement") with Diebold, Incorporated, ("Parent"), pursuant to which D-GT Acquisition, Incorporated ("Purchaser"), a New York corporation and a wholly-owned subsidiary of Parent, agreed to offer to purchase all of the issued and outstanding shares of the Company's Common Stock at a price of $7.75 net per share payable in cash through a tender offer to the stockholders of the Company (the "Offer"). The Agreement provides for a subsequent merger of Purchaser into the Company at the same price per share paid pursuant to the Offer. The Board of Directors of the Company unanimously recommended that stockholders of the Company tender their shares pursuant to the Offer after the Board gave careful consideration to a number of factors, which are described in the Company's Schedule 14D-9, as amended, filed with the Securities and Exchange Commission.

          The Annual Meeting of Griffin scheduled for November 16, 1995, will be in adjournment until further notice in view of the transactions contemplated by the above Agreement.

Item 6.   Exhibits and Reports on Form 8-K

    a.    Exhibits

          None

    b. No reports on Form 8-K were filed for the quarter ended September 30, 1995.

                                    SIGNATURE
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on its behalf and as the registrant's principal financial and accounting officer.

                              GRIFFIN TECHNOLOGY INCORPORATED


                              BY:       s/Joseph A. Murrer
                                  ----------------------------------------------
                                   Joseph A. Murrer
                                   Vice President - Finance and Administration
                                   Treasurer and Secretary
Date:  November 14, 1995